Form 10-Q
period 2026-09-30
Gold.com, Inc.
filed 2026-11-05
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 29,157,347 shares of common stock, par value $0.01 per share outstanding.

GOLD.COM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2026	June 30, 2026
	(unaudited)
ASSETS
Current assets
Cash	$126,819	$577,976
Receivables, net	200,112	196,037
Derivative assets	291,336	317,976
Secured loans receivable	107,415	115,128
Inventories:
Inventories	1,348,157	1,561,851
Restricted inventories	1,088,023	798,485
	2,436,180	2,360,336
Income tax receivable	6,161	2,148
Prepaid expenses and other assets	37,923	34,750
Total current assets	3,205,946	3,604,351
Operating lease right of use assets	35,394	31,659
Property, plant, and equipment, net	73,305	71,064
Goodwill	250,803	250,803
Intangibles, net	144,517	146,318
Long-term investments	27,450	26,986
Other long-term assets	3,841	5,738
Total assets	$3,741,256	$4,136,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$793,783	$776,061
Product financing arrangements	314,900	89,249
Accounts payable and other payables	144,506	38,778
Deferred revenue and other advances (including amounts from related parties of $764,711 and $1,453,942 as of September 30, 2026 and June 30, 2026, respectively)	1,439,499	2,139,974
Derivative liabilities	23,855	39,918
Accrued liabilities	63,126	58,789
Notes payable	—	4,000
Total current liabilities	2,779,669	3,146,769
Notes payable	195	206
Deferred tax liabilities	14,651	14,615
Other liabilities	38,096	36,963
Total liabilities	2,832,611	3,198,553
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2026 or June 30, 2026	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 29,256,451 and 29,121,293 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	293	292
Additional paid-in capital	353,869	351,545
Accumulated other comprehensive income	343	140
Retained earnings	490,031	523,736
Total Gold.com, Inc. stockholders’ equity	844,536	875,713
Noncontrolling interests	64,109	62,653
Total stockholders’ equity	908,645	938,366
Total liabilities and stockholders’ equity	$3,741,256	$4,136,919

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended September 30,
	2026	2025
Revenues	$3,265,269	$3,680,766
Cost of sales	3,175,652	3,607,869
Gross profit	89,617	72,897
Selling, general, and administrative expenses	(71,178)	(59,822)
Depreciation and amortization expense	(9,074)	(7,583)
Interest income	6,313	5,571
Interest expense	(12,475)	(12,600)
Earnings (losses) from equity method investments	482	(908)
Other (expense) income, net	(688)	2,233
Losses on foreign exchange	(829)	(99)
Net income (loss) before provision for income taxes	2,168	(311)
Income tax benefit (expense)	17	(660)
Net income (loss)	2,185	(971)
Net income (loss) attributable to noncontrolling interests	583	(32)
Net income (loss) attributable to the Company	$1,602	$(939)
Basic and diluted net income (loss) per share attributable to Gold.com, Inc.:
Basic	$0.05	$(0.04)
Diluted	$0.05	$(0.04)

Weighted-average shares outstanding:
Basic	29,216,400	24,696,600
Diluted	29,743,200	24,696,600

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Total Gold.com, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Equity	Interest	Equity
Balance, June 30, 2025	24,639,386	$247	$184,998	$464,059	$212	$649,516	$53,155	$702,671
Net loss	—	—	—	(939)	—	(939)	(32)	(971)
Share-based compensation	—	—	375	—	—	375	—	375
Cumulative translation adjustment, net of tax	—	—	—	—	(6)	(6)	—	(6)
Exercise of share-based awards	5,000	—	6	—	—	6	—	6
Net settlement of share-based awards	—	—	—	—	—	—	—	—
Dividends declared	—	—	3	(4,983)	—	(4,980)	—	(4,980)
Balance, September 30, 2025	24,644,386	$247	$185,382	$458,137	$206	$643,972	$53,123	$697,095

Balance, June 30, 2026	29,121,293	$292	$351,545	$523,736	$140	$875,713	$62,653	$938,366
Net income	—	—	—	1,602	—	1,602	583	2,185
Share-based compensation	—	—	552	—	—	552	—	552
Cumulative translation adjustment, net of tax	—	—	—	—	203	203	—	203
Exercise of share-based awards	101,033	1	1,313	—	—	1,314	—	1,314
Net settlement of share-based awards	19,125	—	(89)	—	—	(89)	—	(89)
Dividends declared	—	—	—	(35,307)	—	(35,307)	—	(35,307)
Other	15,000	—	548	—	—	548	873	1,421
Balance, September 30, 2026	29,256,451	$293	$353,869	$490,031	$343	$844,536	$64,109	$908,645

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,185	$(971)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,074	7,583
Amortization of loan cost	376	1,635
Share-based compensation	552	375
Losses (earnings) from equity method investments	(482)	908
Other	1,378	(1,796)
Changes in assets and liabilities:
Receivables, net	(4,223)	(148,477)
Derivative assets	26,640	(255,659)
Income tax receivable	(4,013)	3
Inventories	(75,844)	56,451
Prepaid expenses and other assets	(128)	(2,118)
Accounts payable and other payables	105,726	57,772
Deferred revenue and other advances (including amounts from related parties of $689,231 and $0 during the three months ended September 30, 2026 and 2025, respectively)	(700,475)	352,717
Derivative liabilities	(16,063)	117,676
Liabilities on borrowed metals	17,722	12,598
Accrued liabilities	(1,009)	(3,280)
Net cash (used in) provided by operating activities	(638,584)	195,417
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(4,488)	(1,974)
Purchase of long-term investments	(1,632)	—
Purchase of intangible assets	(4,099)	—
Secured loans receivable, net	7,713	(9,590)
Other	(1,311)	155
Net cash used in investing activities	(3,817)	(11,409)
Cash flows from financing activities:
Product financing arrangements, net	225,651	(107,705)
Dividends paid	(35,077)	(4,984)
Borrowings under lines of credit	549,000	371,000
Repayments under lines of credit	(549,000)	(426,000)
Proceeds from notes payable to related party	—	200
Debt funding issuance costs	(875)	(2,641)
Proceeds from the exercise of share-based awards	1,314	6
Payments for tax withholding related to net settlement of share-based awards	(89)	—
Other	320	(2,404)
Net cash provided by (used in) financing activities	191,244	(172,528)
Net (decrease) increase in cash	(451,157)	11,480
Cash, beginning of period	577,976	77,741
Cash, end of period	$126,819	$89,221
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$10,939	$10,594
Non-cash investing and financing activities:
Property, plant, and equipment acquired on account	$971	$(464)
Fair value of shares exchanged for increase in long-term investment	$548	$—
Addition of right of use assets under lease obligations	$5,686	$—

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

Business Segments

The Company conducts its operations in four reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, (iii) Minting & Refining, and (iv) Secured Lending. See Note 19 for further information regarding our reportable segments. In fiscal year 2027, the Company began separately presenting its Minting & Refining segment; in fiscal year 2026 and prior, the Company's Minting & Refining operations were included within its Wholesale Sales & Ancillary Services segment.

Wholesale Sales & Ancillary Services

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. We sell thousands of coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. Through this segment, we also provide ancillary services including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, we purchase product directly from the U.S. Mint, and also purchase product from other sovereign mints, for sale to our customers.

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL”), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), and AM Precious Metals Singapore PTE Ltd.

Our consolidated subsidiaries LPM, SGI, and Pinehurst operate in multiple segments. The financial results and metrics attributable to the wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to the retail and auction operations are included in our Direct-to-Consumer segment.

Direct-to-Consumer

Our Direct-to-Consumer ("DTC") segment encompasses our precious metals retail and auction operations, including subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), SGI, Pinehurst, AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., Monex Deposit Company ("Monex"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), and through our investment in Silver Gold Bull, Inc. ("SGB"). JMB has several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AM IP Assets, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP").

Minting & Refining

Through our wholly-owned subsidiary AM&ST Associates, LLC (“AMST”), we own the minting operations of the Silver Towne Mint, which is an Indiana-based fabricator of silver bullion products. In April 2026, we acquired the remaining equity interests of Sunshine Minting, Inc. ("SMI"), a leading domestic and global supplier of precious metal mint products with manufacturing facilities in Nevada, as well as a joint venture in Shanghai, China. Our minting and refining operations allow us to provide a diverse product selection to our customers and greater pricing stability within the supply chain, and give us increased access to fabricated products during volatile market environments. Gold.com has leveraged the fabrication capabilities at these mints to introduce new custom products for individual customers. In fiscal year 2027, the Company began separately presenting its Minting & Refining segment; in fiscal year 2026 and prior, the Company's Minting & Refining operations were included within its Wholesale Sales & Ancillary Services segment, and they are not recast because the amounts are not significant.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. CAI is a holding company that has a 75%-ownership stake in Collectible Card Partners, LLC ("CCP"). CCP provides capital to fund commercial loans secured by graded sports cards.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. Our consolidated financial statements also include the accounts of: Transcontinental Depository Services, LLC (“TDS”), A-M Global Logistics, LLC (“AMGL”), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited (“LPM”), Spectrum Group International, LLC (“SGI”), Pinehurst Coin Exchange, Inc. (“Pinehurst”), AM Precious Metals Singapore PTE Ltd., JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Silver Gold Bull, Inc. (“SGB”), AMS Holding, LLC (“AMS”), AM LPM Singapore PTE Ltd., Monex Deposit Company ("Monex"), AM&ST Associates, LLC (“AMST”), Sunshine Minting, Inc. ("SMI"), and Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (collectively “CFC”). Intercompany accounts and transactions are eliminated.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2026 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2026 Annual Report.

Revenue Recognition

Settlement Date Accounting

The majority of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with Accounting Standards Codification ("ASC") Derivatives and Hedging Topic 815 ("ASC 815"). The contract underlying the Company's commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed. Revenue is recognized on the settlement date, which is defined as the date on which: (i) the quantity, price, and specific items being purchased have been established, (ii) metals have been delivered to the customer, and (iii) payment has been received or is covered by the customer’s established credit limit with the Company.

Revenue from Contracts with Customers

The Company recognizes its sale of collectible coins, storage, logistics, licensing, specialized auction, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers. In aggregate, these types of revenues account for less than 5% of the Company's consolidated revenues, or $149.5 million and $122.4 million during the three months ended September 30, 2026 and 2025, respectively, and primarily consists of sales of numismatic products.

We record contract liabilities for deferred revenue resulting from unfulfilled performance obligations, such as items shipped but not delivered and orders paid or partially paid from certain customers prior to shipment. Contract liabilities were $15.3 million and $12.4 million as of September 30, 2026 and June 30, 2026, respectively. Our contract liabilities are typically expected to be recognized as revenue within the next three months.

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the Trading Credit Facility are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.4 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $11.8 million and $9.8 million for the three months ended September 30, 2026 and 2025, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $7.9 million and $7.2 million for the three months ended September 30, 2026 and 2025, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended September 30,
	2026	2025
Basic weighted-average shares of common stock outstanding	29,216	24,697
Effect of common stock equivalents	527	—
Diluted weighted-average shares outstanding	29,743	24,697

Since the Company reported a net loss for the three months ended September 30, 2025, all potentially dilutive shares of common stock would have been antidilutive for the period. The anti-dilutive shares excluded from the table above were 8,652 and 745,047 for the three months ended September 30, 2026 and 2025, respectively. Actual common shares outstanding totaled 29,256,451 and 24,644,386 as of September 30, 2026 and 2025, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories. The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the market value of the premium, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources. Except for our collectible coin and Minting & Refining inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values. The fair value for commodities inventory (i.e., inventory excluding collectible coins and Minting & Refining inventory) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory is classified in Level 1 of the valuation hierarchy.

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

Acquisition-related Contingent Consideration. We recorded contingent consideration liabilities in connection with our acquisitions of LPM, Pinehurst, AMS, and Monex which are estimated using a Monte Carlo simulation model with Level 3 inputs, including projected cash flows, discount rates, and earnings volatility. Changes in our contingent consideration liabilities are recognized in earnings. The following tables summarize additional details regarding these contingent consideration arrangements:

	Maximum potential payment	Performance conditions	Contingent Consideration Payments Made
LPM	$37.5 million	Earnings before interest, taxes, depreciation and amortization ("EBITDA") targets for calendar years 2024, 2025, and 2026	None
Pinehurst	$5.3 million	Pre-tax earnings targets through the third anniversary of the acquisition and net tangible asset thresholds as of June 30, 2025	$1.3 million during the year ended June 30, 2026
AMS	$12.0 million	Up to $9.0 million for certain performance benchmarks and up to $3.0 million upon the achievement of financial targets when certain inventory is sold	$3.0 million during the year ended June 30, 2026 related to the sale of certain inventory
Monex	$20.0 million	Pre-tax net income targets through December 31, 2027	None

	Fair value at acquisition date	As of September 30, 2026			Increase (reduction) during the three months ended September 30, 2026
		Fair Value	Balance Sheet Classification	Key Valuation Assumptions
LPM	$2.8 million	$7.9 million	Accrued liabilities	EBITDA risk premium: 10.5%; volatility: 85.0%; risk-free rate: 4.2%	$1.2 million
Pinehurst	$0.7 million	$1.3 million	Accrued liabilities	Pre-tax earnings risk premium: 20.3%; volatility: 80.0%; risk-free rate: 4.6%	$0.7 million
AMS	$5.9 million	$0.2 million	Accrued liabilities	EBITDA risk premium: 12.0%; volatility: 75.0%; risk-free rate: 3.7%	$0.0 million
Monex	$5.2 million	$0.4 million	Accrued liabilities	Pre-tax risk premium: 16.3%; pre-tax net income volatility: 44.0%; risk-free rate: 4.0%	$0.0 million

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

As of September 30, 2026, the value of the Company's XAU₮ recorded within prepaid and other current assets was $17.7 million, $20.0 million of which represents the host contract and an offsetting $2.3 million of which represents the embedded derivative. As of June 30, 2026, the value of the Company's XAU₮ recorded within prepaid and other current assets was $17.0 million, $20.0 million of which represents the host contract and an offsetting $3.0 million of which represents the embedded derivative. During the three months ended September 30, 2026, the Company recognized an unrealized gain of $0.7 million arising from the embedded derivative of XAU₮.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	September 30, 2026
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$2,317,398	$—	$—	$2,317,398
Derivative assets — open sale and purchase commitments, net	205,770	—	—	205,770
Derivative assets — futures contracts	61,132	—	—	61,132
Derivative assets — forward contracts	24,434	—	—	24,434
Stablecoin	17,682	—	—	17,682
Total assets, valued at fair value	$2,626,416	$—	$—	$2,626,416
Liabilities:
Liabilities on borrowed metals	$793,783	$—	$—	$793,783
Product financing arrangements	314,900	—	—	314,900
Derivative liabilities — open sale and purchase commitments, net	3,292	—	—	3,292
Derivative liabilities — margin accounts	6,759	—	—	6,759
Derivative liabilities — futures contracts	425	—	—	425
Derivative liabilities — forward contracts	13,379	—	—	13,379
Acquisition-related contingent consideration	—	—	9,753	9,753
Total liabilities, valued at fair value	$1,132,538	$—	$9,753	$1,142,291

(1)
Collectible coin and Minting & Refining inventory totaling $118.8 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Customer trade receivables	$87,644	$81,132
Wholesale trade advances	75,411	36,433
Due from brokers and other	37,057	78,472
	$200,112	$196,037

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	September 30, 2026	June 30, 2026
Secured loans originated	$105,439	$113,080
Secured loans acquired	1,976	2,048
	$107,415	$115,128

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

As of September 30, 2026 and June 30, 2026, our secured loans carried weighted-average effective interest rates of 9.6% and 10.0%, respectively, and mature in periods ranging typically from on-demand to one year.

Credit Quality of Secured Loan Receivables and Allowance for Credit Losses

General

The Company's secured loan receivables portfolio comprises loans with similar credit risk profiles, which enables the Company to apply a standard methodology to determine the credit quality for each loan and the allowance for credit losses, if any.

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value (“LTV”) ratio (the principal amount of the loan divided by the estimated value of the collateral) and the type or class of secured material. All loans are fully secured by precious metal bullion, numismatic and semi-numismatic collateral, or graded sports cards, which remains in the physical custody of the Company for the duration of the loan. The term of the loans is generally 180 days; however, loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time. Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.

When an account is in default or if a margin call has not been met on a timely basis, the loan is considered non-performing and the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest. As of September 30, 2026 and June 30, 2026, the Company had no allowance for secured loan losses or loans classified as non-performing. The Company incurred no loan impairment costs and no loans were placed on non-accrual status for any period presented.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	September 30, 2026		June 30, 2026
Bullion	$80,489	74.9%	$77,589	67.4%
Numismatic and semi-numismatic	22,789	21.2%	29,144	25.3%
Graded sports cards	4,137	3.9%	8,395	7.3%
	$107,415	100.0%	$115,128	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is a summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	September 30, 2026		June 30, 2026
Loan-to-value of less than 75%	$94,930	88.4%	$92,933	80.7%
Loan-to-value of 75% or more	12,485	11.6%	22,195	19.3%
	$107,415	100.0%	$115,128	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of September 30, 2026 and June 30, 2026.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	September 30, 2026	June 30, 2026
Inventory held for sale	$1,040,228	$1,203,496
Repurchase arrangements with customers	132,592	156,161
Consignment arrangements with customers	35,895	44,030
Collectible coins, held at lower of cost or net realizable value	104,512	91,339
Minting & Refining inventory, held at lower of cost or net realizable value	14,270	—
Borrowed precious metals (1)	793,783	776,061
Product financing arrangements	314,900	89,249
	$2,436,180	$2,360,336

(1)
Borrowed precious metals inventory includes restricted inventory of $773.1 million and $709.2 million as of September 30, 2026 and June 30, 2026, respectively. This restricted inventory has a corresponding liability on borrowed metals representing the obligation to deliver the metals to the customer in the future.

Our Minting & Refining inventory is held at the lower of cost or net realizable value because this inventory is used in the fabrication of precious metals products and not as a part of our trading operations. This inventory is not hedged.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of September 30, 2026 and June 30, 2026, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory, excluding collectible coins and Minting & Refining inventory, were losses of $2.9 million and losses of $71.1 million, respectively.

The premium component, at market value, included in the inventory as of September 30, 2026 and June 30, 2026 totaled $12.8 million and $11.2 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating lease costs	$2,331	$1,663
Variable lease costs	741	487
Short term lease costs	108	73
Finance lease costs	10	28
	$3,190	$2,251

For the three months ended September 30, 2026, we made cash payments of $2.0 million for operating lease obligations. These payments are included in operating cash flows. As of September 30, 2026, the weighted-average remaining lease term under our capitalized operating leases was 5.8 years, while the weighted-average discount rate for our operating leases was approximately 6.4%.

The future undiscounted cash flows for each of the next five years and thereafter, and reconciliation to the lease liabilities as of September 30, 2026 for our operating leases were as follows (in thousands):

Fiscal Year Ending June 30,	Operating Leases
2027 (remainder)	$9,216
2028	8,034
2029	6,922
2030	5,761
2031	4,293
Thereafter	9,549
Total lease payments	43,775
Imputed interest	(7,525)
Total operating lease liability	$36,250	(1)
Operating lease liability - current	$7,213	(2)
Operating lease liability - long-term	29,037	(3)
	$36,250	(1)

(1)
Represents the present value of the operating lease liabilities as of September 30, 2026.
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

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Computer software	$24,979	$24,414
Plant equipment	48,475	47,833
Leasehold improvements	17,980	16,079
Office furniture and fixtures	9,202	8,669
Computer equipment	6,526	6,427
Building and other	10,614	10,618
Total depreciable assets	117,776	114,040
Less: Accumulated depreciation and amortization	(55,794)	(52,643)
Property and equipment not placed in service	9,183	7,527
Land	2,140	2,140
Property, plant, and equipment, net	$73,305	$71,064

Property, plant and equipment depreciation and amortization expense was $3.2 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			September 30, 2026				June 30, 2026
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.8	$142,516	$(92,393)	$—	$50,123	$138,674	$(87,421)	$—	$51,253
Developed technology	4	2.2	24,136	(17,332)	—	6,804	24,136	(16,481)	—	7,655
Proprietary knowhow	15	14.5	2,200	(113)	—	2,087	2,200	(88)	—	2,112
Non-compete and other	3 - 5	─	2,310	(2,310)	—	—	2,310	(2,310)	—	—
Employment agreement	1 - 3	─	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			171,457	(112,443)	—	59,014	167,615	(106,595)	—	61,020
Trade names and trademarks	Indefinite	Indefinite	76,664	—	(1,290)	75,374	76,459	—	(1,290)	75,169
Domain name	Indefinite	Indefinite	8,629	—	—	8,629	8,629	—	—	8,629
In-process research and development	Indefinite	Indefinite	1,500	—	—	1,500	1,500	—	—	1,500
Identifiable intangible assets			$258,250	$(112,443)	$(1,290)	$144,517	$254,203	$(106,595)	$(1,290)	$146,318

Goodwill	Indefinite	Indefinite	$252,167	$—	$(1,364)	$250,803	$252,167	$—	$(1,364)	$250,803

The Company's intangible assets are subject to amortization except for trade names, trademarks, domain names, and in-process research and development, which have indefinite lives. Amortization expense related to the Company's intangible assets was $5.9 million and $5.2 million for the three months ended September 30, 2026 and 2025, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

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

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2027 (remainder)	$16,476
2028	17,317
2029	9,758
2030	5,943
2031	2,755
Thereafter	6,765
$59,014

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities (in thousands):

	September 30, 2026		June 30, 2026
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Company A	—	—%	2,326	50.0%
Texas Precious Metals, LLC	9,157	12.0%	9,074	12.0%
Atkinsons Bullion & Coins (1)	14,654	49.5%	14,353	49.5%
Company B	186	33.3%	174	33.3%
Company C	978	20.0%	823	20.0%
Company D	223	5.0%	236	5.0%
Company E	2,252	15.0%	—	—%
	$27,450		$26,986

(1)
The Company holds an option, exercisable beginning in December 2027, to acquire additional ownership interest which would give the Company control of the investee if exercised.

All of the Company's investees are accounted for using the equity method. We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Trade payables to customers	$134,602	$25,236
Other accounts payable	9,904	13,542
Accounts payable and other payables	$144,506	$38,778

Deferred revenue	$58,069	$29,841
Advances from customers	1,381,430	2,110,133
Deferred revenue and other advances	$1,439,499	$2,139,974

As of September 30, 2026 and June 30, 2026, advances from customers included $1.117 billion and $1.688 billion, respectively, of advances related to precious metals leases.

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

	September 30, 2026				June 30, 2026
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$224,802	$(19,032)	$—	$205,770	$316,650	$(15,197)	$—	$301,453
Futures contracts	61,132	—	—	61,132	8,683	—	—	8,683
Forward contracts	24,434	—	—	24,434	7,840	—	—	7,840
	$310,368	$(19,032)	$—	$291,336	$333,173	$(15,197)	$—	$317,976
Nettable derivative liabilities:
Open sale and purchase commitments	$4,654	$(1,362)	$—	$3,292	$4,056	$(2,490)	$—	$1,566
Margin accounts	31,068	—	(24,309)	6,759	30,480	—	(23,834)	6,646
Futures contracts	425	—	—	425	2,543	—	—	2,543
Forward contracts	13,379	—	—	13,379	29,163	—	—	29,163
	$49,526	$(1,362)	$(24,309)	$23,855	$66,242	$(2,490)	$(23,834)	$39,918

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended September 30,
	2026	2025
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open futures commodity and forward contracts and open sale and purchase commitments, net	$(14,690)	$143,360
Realized losses on futures commodity contracts, net	(49,718)	(30,134)
	$(64,408)	$113,226

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	September 30, 2026	June 30, 2026
Inventories	$2,436,180	$2,360,336

Less inventories not hedged:
Collectible coin inventory, held at lower of cost or net realizable value	(104,512)	(91,339)
Minting & Refining inventory, held at lower of cost or net realizable value	(14,270)	—
Premium on metals position	(12,835)	(11,245)
Precious metal value not hedged	(131,617)	(102,584)

Commitments at market:
Open inventory purchase commitments	1,343,744	1,463,181
Open inventory sales commitments	(1,792,397)	(2,659,026)
Margin sales commitments	(31,068)	(30,480)
In-transit inventory no longer subject to market risk	(12,830)	(23,934)
Unhedgeable premiums on open commitment positions	1,733	1,885
Borrowed precious metals	(793,783)	(776,061)
Product financing arrangements	(314,900)	(89,249)
Advances on industrial metals	727	1,248
	(1,598,774)	(2,112,436)

Precious metals inventory subject to price risk	705,789	145,316

Precious metals subject to derivative financial instruments:
Precious metals forward contracts at market values	73,034	(407,606)
Precious metals futures contracts at market values	627,242	548,051
Total market value of derivative financial instruments	700,276	140,445

Net precious metals inventory subject to commodity price risk	$5,513	$4,871

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	September 30, 2026	June 30, 2026
Purchase commitments	$1,343,744	$1,463,181
Sales commitments	$(1,792,397)	$(2,659,026)
Margin sales commitments	$(31,068)	$(30,480)
Open forward contracts	$73,034	$(407,606)
Open futures contracts	$627,242	$548,051

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of September 30, 2026, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	September 30, 2026	June 30, 2026
Foreign exchange forward contracts	$86	$212
Open sale and purchase commitment transactions, net	$2,222	$727

13. INCOME TAXES

Our provision for income tax expense or benefit and the effective tax rate are shown below (in thousands):

	Three Months Ended September 30,
	2026	2025
Income tax (benefit) expense	$(17)	$660

Effective income tax rate	-0.8%	-212.2%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three months ended September 30, 2026 primarily due to the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and foreign tax effects. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three months ended September 30, 2025 primarily due to state taxes (net of federal benefit), non-taxable and non-deductible items, and foreign tax effects.

As of September 30, 2026 and June 30, 2026, we had an income tax receivable of $6.2 million and $2.1 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2026 and June 30, 2026, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets and therefore no valuation allowance was considered necessary. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. There have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2026.

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
2)
Equity method investees. As of September 30, 2026, the Company had six investments in privately-held entities which have been determined to be equity method investees and related parties.
3)
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

Balances with Related Parties

Receivables and Payables and Customer Advances, Net

Our related party net receivables as well as payables and customer advances balances were as shown below (in thousands):

	September 30, 2026		June 30, 2026
	Receivables	Payables and Advances	Receivables	Payables and Advances
Equity method investees	10,781	—	3,018	4,067
Tether	—	764,284	—	1,453,848
Other	165	1,629	215	2,888
	$10,946	$765,913	$3,233	$1,460,803

Stablecoins

The Company purchased stablecoins from Tether called XAU₮ tokens in April 2026 which are recorded within prepaid and other current assets on the consolidated balance sheets. See further information in Note 3.

Operating Lease Right of Use Assets

As of September 30, 2026 and June 30, 2026, our related party right of use assets were $2.5 million and $2.7 million, respectively.

Long-term Investments

As of September 30, 2026 and June 30, 2026, the aggregate carrying balance of our equity method investments was $27.5 million and $27.0 million, respectively. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. Effective July 2026, CCP became a consolidated subsidiary of the Company and the CCP Note has been eliminated upon consolidation.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note had a maturity date of August 1, 2026 and bore interest at a rate of 5% per annum. This promissory note was repaid in full during the three months ended June 30, 2026.

Activity with Related Parties

Sales and Purchases

Our sales to and purchases from related parties were as follows (in thousands):

	Three Months Ended September 30,
	2026		2025
	Sales To	Purchases From	Sales To	Purchases From
Equity method investees	53,291	8,551	65,219	3,099
Tether	827,066	55,326	—	—
	$880,357	$63,877	$65,219	$3,099

Interest Income and Expense

We recorded interest income and expense from related parties as set forth below (in thousands):

	Three Months Ended September 30,
	2026	2025
Interest income from secured loan and other receivables	$155	$—
Interest income from finance products and repurchase arrangements	158	121
	$313	$121

Interest expense from note payables	$—	$8
Interest expense from precious metals leases	5,882	—
	$5,882	$8

Selling, General, and Administrative Expense

The Company incurred selling, general, and administrative expense related to its related party leasing and consulting agreements of $0.5 million and $0.5 million during the three months ended September 30, 2026 and 2025, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled $0.5 million and ($0.9) million during the three months ended September 30, 2026 and 2025, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $0.1 million and $49,000 during the three months ended September 30, 2026 and 2025, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $19,000 and $19,000 during the three months ended September 30, 2026 and 2025, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through the Company for an aggregate dollar value of $2.5 million and $0.3 million during the three months ended September 30, 2026 and 2025, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

In 2021, the Company entered into a credit facility provided by a syndicate of financial institutions (the “Trading Credit Facility”). The Trading Credit Facility has since been amended and restated to modify certain terms and conditions, including in September 2026 converting the facility into an uncommitted revolving line of credit which is payable on demand. As of September 30, 2026, the Trading Credit Facility has a maturity date to September 29, 2027 and a total facility of $250.0 million.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of September 30, 2026, the interest rate on our Trading Credit Facility was approximately 6.3% and the daily SOFR rate was approximately 3.9%.

When needed, we use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $0.0 million and $0.0 million at September 30, 2026 and June 30, 2026, respectively. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $250.0 million and $427.5 million as determined on September 30, 2026 and June 30, 2026, respectively. As of September 30, 2026 and June 30, 2026, the remaining unamortized balance of loan costs was approximately $2.4 million and $1.9 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of September 30, 2026.

Interest expense related to the Company’s Trading Credit Facility totaled $1.2 million and $7.0 million, which represents 9.8% and 55.5% of the total interest expense recognized for the three months ended September 30, 2026 and 2025, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate (including amortization of debt issuance costs) of 13.7% and 9.1% for the three months ended September 30, 2026 and 2025, respectively.

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

The carrying amount of the leaseback financing obligation as of September 30, 2026 was $7.5 million, with a remaining term of 13 years and an effective interest rate of 8.6%. The obligation is secured by the underlying property, which had a net book value of $7.4 million as of September 30, 2026. Future minimum payments under the arrangement are as follows (in thousands):

Fiscal Year Ending June 30,	Financing Payments (Undiscounted)
2027 (remainder)	$578
2028	787
2029	807
2030	827
2031	848
Thereafter	7,764
Total future payments	11,611
Imputed interest	(5,931)
Present value (1)	$5,680

(1)
The difference between the carrying amount of the leaseback financing obligation and the present value of the financing payments reflects the difference between the total contractual payments required under the leaseback arrangement and the fair value of the financing obligations assumed at the acquisition date.

The Company has recorded the current portion of this obligation within accrued liabilities and the noncurrent portion within other liabilities in its condensed consolidated balance sheet, with related interest expense recognized in the consolidated statement of operations. The total interest expense incurred during the three months ended September 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively.

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

The Company recorded liabilities on borrowed metals with market values totaling $793.8 million and $776.1 million as of September 30, 2026 and June 30, 2026, respectively, which were included in inventories on the condensed consolidated balance sheet.

Precious Metals Leases

The Company leases precious metals from its suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. The Company has the ability to sell the metals advanced. These arrangements can be settled by repayment in similar metals or in cash.

Precious metals leases of $1.117 billion and $1.688 billion as of September 30, 2026 and June 30, 2026, respectively, were included in deferred revenue and other advances on the condensed consolidated balance sheet.

For the three months ended September 30, 2026 and 2025, the interest expense related to liabilities on borrowed metals and precious metals leases totaled $8.2 million and $2.1 million, which represents 65.7% and 16.6% of the total interest expense recognized by the Company, respectively. The weighted-average effective interest rate related to liabilities on borrowed metals and precious metals leases was 2.2% and 3.2% for the three months ended September 30, 2026 and 2025, respectively.

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligations totaled $314.9 million and $89.2 million as of September 30, 2026 and June 30, 2026, respectively.

For the three months ended September 30, 2026 and 2025, the interest expense related to product financing arrangements totaled $2.6 million and $3.2 million, which represents 20.8% and 25.1% of the total interest expense recognized by the Company, respectively.

16. COMMITMENTS AND CONTINGENCIES

Refer to Note 16 of the Notes to Consolidated Financial Statements in the 2026 Annual Report for information relating to employment contracts and other commitments. The Company is not aware of any material changes to commitments as summarized in the 2026 Annual Report.

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

On August 31, 2026, the Company's board of directors declared a regular cash dividend and a non-recurring special dividend of $0.20 per share and $1.00 per share, respectively, of common stock to stockholders of record at the close of business on September 16, 2026. The dividends were paid on September 28, 2026 and totaled $35.1 million.

Share Repurchase Program

The Company has an ongoing share repurchase program authorizing the purchase of up to 3.3 million shares of common stock. As of September 30, 2026, 2.0 million shares remained authorized for repurchase under the program. During the three months ended September 30, 2026, we did not repurchase any shares under our share repurchase program. From inception of the program through September 30, 2026, we repurchased a total of 1,321,003 shares for $37.3 million, of which 139,455 shares were repurchased from a related party. We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

Tether Investment

In February 2026, the Company entered into a definitive agreement with Tether whereby Tether purchased $126.4 million of the Company’s common stock. In May 2026, following the receipt of clearance under the Hart-Scott-Rodino Act, Tether purchased an additional $23.6 million of the Company’s common stock. The purchase price for the common stock was $44.50 per share. The shares purchased by Tether were subject to a 90-day resale restriction which ended May 7, 2026. The Company also entered into an investor rights agreement, under which Tether was entitled to nominate a member to the Company’s board of directors and received certain registration rights. During the year ended June 30, 2026, the Company incurred transaction costs of $10.0 million related to the sale of common stock to Tether, resulting in net proceeds of $140.0 million.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of September 30, 2026, 1,314,703 shares were available for issuance of new awards under the 2014 Plan. Under the 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), and other equity-based or cash incentive awards to employees, directors, and consultants. The plan permits performance-based and market-based conditions on awards. The maximum contractual term of options and SARs is ten years. Shares delivered under the 2014 Plan are either newly issued shares or treasury shares. Authority to grant new awards under the plan expires on October 27, 2032.

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the market price per share of common stock and estimates that include the risk-free interest rate, volatility, expected life and dividend yield.

The Company incurred compensation expense related to stock options of $0.2 million and $0.1 million during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was total remaining compensation expense of $1.1 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 2.0 years. The Company recognizes forfeitures as they occur.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share
Fiscal 2026
Outstanding at June 30, 2025	1,177,862	$9.68
Grants	30,000	$20.57
Exercises	(5,000)	$1.14
Forfeitures	(100,000)	$25.24
Outstanding at September 30, 2025	1,102,862	$8.60
Exercisable at September 30, 2025	929,529	$5.62

Fiscal 2027
Outstanding at June 30, 2026	687,827	$10.63
Grants	4,000	$42.53
Exercises	(101,033)	$13.01
Outstanding at September 30, 2026	590,794	$10.44
Exercisable at September 30, 2026	470,461	$6.54

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting. The Company measures the compensation cost of RSUs based on the closing price of the underlying shares at the grant date. The Company recognizes forfeitures as they occur.

The Company incurred compensation expense related to RSUs of $0.4 million and $0.3 million during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $3.2 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 2.0 years. The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2026
Nonvested outstanding at June 30, 2025	82,690	$26.59
Granted	10,578	$22.26
Vested & deferred (1)	(100)	$—	(1)
Nonvested outstanding at September 30, 2025	93,168	$26.13
Vested but subject to deferred settlement at September 30, 2025 (1)	56,250	$26.73
Outstanding at September 30, 2025	149,418	$26.36

Fiscal 2027
Nonvested outstanding at June 30, 2026	94,900	$30.07
Granted	32,225	$43.72
Vested & delivered	(5,286)	$34.18
Nonvested outstanding at September 30, 2026	121,839	$33.50
Vested but subject to deferred settlement at September 30, 2026 (1)	41,840	$30.11
Outstanding at September 30, 2026	163,679	$32.63

(1)
Certain RSU holders elected to defer settlement of the RSUs to a specified date.

Cash Incentive Bonus Award

Effective in the first quarter of fiscal 2024, the Company granted its chief executive officer a cash incentive bonus payable at the end of the fiscal 2024–2027 term, based on two percent of total stockholder return, net of salary and annual bonuses. The award is valued using a Black-Scholes model. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $3.1 million as of September 30, 2026 resulting from the following assumptions: a performance bonus estimate of $2.5 million to be paid over the four-year term, a risk-free rate of 4.3%, and an equity volatility of 55.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period. The Company recognized compensation expense (income) related to this cash incentive bonus award of ($0.1 million) and $0.3 million during the three months ended September 30, 2026 and 2025, respectively.

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following Wholesale Sales & Ancillary Services customer provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	Percent	Amount	Percent
Total revenue	$3,265,269	100.0%	$3,680,766	100.0%
Customer concentrations
Tether	827,066	25.3%	—	0.0%

No single customer provided 10 percent or more of the Company's accounts receivable balances as of September 30, 2026.

The following customer accounted for 10 percent or more of the Company's secured loans balances (in thousands):

	September 30, 2026		June 30, 2026
	Amount	Percent	Amount	Percent
Total secured loans receivable	$107,415	100.0%	$115,128	100.0%
Customer concentrations
Customer A	$13,725	12.8%	$13,725	11.9%

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

The Company's operations are organized under four business segments (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, (iii) Minting & Refining, and (iv) Secured Lending. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments. In fiscal year 2027, the Company began separately presenting its Minting & Refining segment; in fiscal year 2026 and prior, the Company's Minting & Refining operations were included within its Wholesale Sales & Ancillary Services segment. The amounts have not been recast because the amounts are not significant. See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.

Revenue

in thousands	Three Months Ended September 30,
	2026		2025
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$2,896,578		$3,509,209
Eliminations of inter-segment sales	(590,403)		(692,338)
Wholesale Sales & Ancillary Services, net of eliminations (2)	2,306,175		2,816,871
Direct-to-Consumer	950,097	(a)	863,895	(b)
Minting & Refining	8,997		—
	$3,265,269		$3,680,766

(1)
The Secured Lending segment earns interest income from its lending activity and has no precious metals sales. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $26.6 million of inter-segment sales.
(b)
Includes $44.9 million of inter-segment sales.

in thousands	Three Months Ended September 30,
	2026	2025
Revenue by geographic region
United States	$2,034,305	$1,343,925
Europe	486,944	1,772,196
Canada	638,178	473,065
Asia Pacific	99,387	85,993
Africa	76	-
Australia	6,320	5,425
South America	59	162
	$3,265,269	$3,680,766

Cost of Sales

in thousands	Three Months Ended September 30,
	2026	2025
Cost of sales by segment(1)
Wholesale Sales & Ancillary Services	$2,867,822	$3,487,730
Eliminations and adjustments	(588,167)	(692,101)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	2,279,655	2,795,629
Direct-to-Consumer, net of eliminations	887,573	812,240
Minting & Refining, net of eliminations	8,424	—
	$3,175,652	$3,607,869

(1)
The Secured Lending segment earns interest income from its lending activity and has no cost of sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended September 30,
	2026	2025
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$28,756	$21,479
Eliminations and adjustments	(2,236)	(237)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	26,520	21,242
Direct-to-Consumer, net of eliminations	62,524	51,655
Minting & Refining, net of eliminations	573	—
	$89,617	$72,897
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.993%	0.612%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.150%	0.754%
Direct-to-Consumer	6.581%	5.979%
Minting & Refining	6.369%	—
Consolidated gross margin percentage	2.745%	1.980%

(1)
The Secured Lending segment earns interest income from its lending activity and has no precious metals sales. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended September 30,
	2026	2025
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(29,787)	$(32,090)
Eliminations	(43)	(67)
Wholesale Sales & Ancillary Services, net of eliminations	$(29,830)	$(32,157)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(23,437)	$(22,059)
Depreciation and amortization expense	(1,376)	(1,626)
Interest income	2,557	3,006
Interest expense	(7,276)	(10,808)
Earnings (losses) from equity method investments	445	(944)
Other expense, net	(688)	(67)
Gains (losses) on foreign exchange	(55)	341
	$(29,830)	$(32,157)
Direct-to-Consumer
Selling, general, and administrative expenses	$(45,231)	$(37,465)
Depreciation and amortization expense	(6,871)	(5,957)
Interest income	733	21
Interest expense	(3,473)	(422)
Other income, net	—	2,300
Losses on foreign exchange	(774)	(440)
	$(55,616)	$(41,963)
Minting & Refining
Selling, general, and administrative expenses	$(2,292)	$—
Depreciation and amortization expense	(827)	—
Interest income	38	—
Interest expense	(100)	—
	$(3,181)	$—
Secured Lending
Selling, general, and administrative expenses	$(218)	$(298)
Interest income	2,985	2,544
Interest expense	(1,626)	(1,370)
Earnings from equity method investments	37	36
	$1,178	$912

Net Income (Loss) Before Provision for Income Taxes

in thousands	Three Months Ended September 30,
	2026	2025
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$(3,310)	$(10,915)
Direct-to-Consumer	6,908	9,692
Minting & Refining	(2,608)	—
Secured Lending	1,178	912
	$2,168	$(311)

Advertising Expense

in thousands	Three Months Ended September 30,
	2026	2025
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(2,174)	$(1,922)
Direct-to-Consumer	(9,455)	(7,867)
Minting & Refining	(21)	—
Secured Lending	(104)	(53)
	$(11,754)	$(9,842)

Capital Expenditures for Long-Lived Assets

in thousands	Three Months Ended September 30,
	2026	2025
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(2,168)	$(1,326)
Direct-to-Consumer	(5,777)	(648)
Minting & Refining	(642)	—
	$(8,587)	$(1,974)

Inventories

in thousands
	September 30, 2026	June 30, 2026
Inventories by segment
Wholesale Sales & Ancillary Services	$1,295,310	$1,315,020
Direct-to-Consumer	1,126,600	1,045,316
Minting & Refining	14,270	—
	$2,436,180	$2,360,336

in thousands
	September 30, 2026	June 30, 2026
Inventories by geographic region
United States	$2,264,412	$2,129,326
Canada	70,607	117,478
Europe	28,940	48,615
Asia	72,221	64,917
	$2,436,180	$2,360,336

Total Assets

in thousands
	September 30, 2026	June 30, 2026
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$1,868,125	$2,519,971
Eliminations	(307,488)	(330,596)
Wholesale Sales & Ancillary Services, net of eliminations	1,560,637	2,189,375
Direct-to-Consumer	1,977,504	1,829,485
Minting & Refining	90,900	—
Secured Lending	112,215	118,059
	$3,741,256	$4,136,919

(1)
Our equity method investments are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	September 30, 2026	June 30, 2026
Total assets by geographic region
United States	$3,336,201	$3,704,253
North America, excluding United States	225,495	240,521
Europe	29,063	50,594
Asia	150,497	141,551
	$3,741,256	$4,136,919

Long-term Assets

in thousands
	September 30, 2026	June 30, 2026
Long-term assets by segment
Wholesale Sales & Ancillary Services	$92,966	$160,456
Direct-to-Consumer	385,145	369,786
Minting & Refining	57,199	—
Secured Lending	—	2,326
	$535,310	$532,568

in thousands
	September 30, 2026	June 30, 2026
Long-term assets by geographic region
United States	$402,974	$400,131
North America, excluding United States	98,382	99,755
Asia	33,954	32,681
	$535,310	$532,568

Goodwill

in thousands
	September 30, 2026	June 30, 2026
Goodwill by segment
Wholesale Sales & Ancillary Services	$24,369	$45,106
Direct-to-Consumer(1)	216,214	205,697
Minting & Refining	10,220	—
	$250,803	$250,803

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	September 30, 2026	June 30, 2026
Intangible assets by segment
Wholesale Sales & Ancillary Services	$12,779	$23,997
Direct-to-Consumer(1)	124,336	122,321
Minting & Refining	7,402	—
	$144,517	$146,318

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

As announced on November 4, 2026, the Company's Board of Directors has declared a quarterly cash dividend of $0.20 per share payable on December 2, 2026 to stockholders of record as of November 19, 2026.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q, and in the audited consolidated financial statements and notes contained in the Form 10-K for the fiscal year ended June 30, 2026. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report.

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
•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective periods presented. Included in our analysis is a discussion of performance metrics; see "Performance Metrics" below.
•
Segment results of operations. This section provides an analysis of our results of operations presented for our four segments:
o
Wholesale Sales & Ancillary Services,
o
Direct-to-Consumer,
o
Minting & Refining, and
o
Secured Lending

comparing results for the periods presented. The prior year amounts of our Minting & Refining segment were not significant and therefore are not presented below.

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2026, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

EXECUTIVE OVERVIEW

Our Business

Founded in 1965, Gold.com offers comprehensive solutions for all aspects of the precious metals (gold, silver, platinum, and palladium) and collectibles (including rare coins and currency) value chains. Our vertically integrated platform combines market expertise with state-of-the-art logistics, financing, and minting capabilities to serve customers, collectors, and institutional clients globally. We conduct our operations through four complementary segments: Wholesale Sales & Ancillary Services, Direct-to-Consumer, Minting & Refining, and Secured Lending.

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

During the first fiscal quarter of 2027, 25.3% of our revenues were generated from sales to Tether. A decline in our trading activity with Tether could adversely affect our revenues and operating results.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. See Note 6 to the Company's condensed consolidated financial statements for our classifications of inventory by type. When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. For example:

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

Minting & Refining Metrics. We monitor certain operating metrics to evaluate production activity and capacity utilization within the Minting & Refining segment. These metrics include:

•
Gold and Silver Ounces Minted and Refined means the total ounces of gold and silver minted or refined during the period.
•
Refining Capacity Utilization represents refined ounces processed during the period as a percentage of estimated refining capacity.

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2026 and 2025

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$3,265,269	100.000%	$3,680,766	100.000%	$(415,497)	(11.3%)
Gross profit	89,617	2.745%	72,897	1.980%	$16,720	22.9%
Selling, general, and administrative expenses	(71,178)	(2.180%)	(59,822)	(1.625%)	$11,356	19.0%
Depreciation and amortization expense	(9,074)	(0.278%)	(7,583)	(0.206%)	$1,491	19.7%
Interest income	6,313	0.193%	5,571	0.151%	$742	13.3%
Interest expense	(12,475)	(0.382%)	(12,600)	(0.342%)	$(125)	(1.0%)
Earnings (losses) from equity method investments	482	0.015%	(908)	(0.025%)	$1,390	153.1%
Other (expense) income, net	(688)	(0.021%)	2,233	0.061%	$(2,921)	(130.8%)
Losses on foreign exchange	(829)	(0.025%)	(99)	(0.003%)	$730	737.4%
Net income (loss) before provision for income taxes	2,168	0.066%	(311)	(0.008%)	$2,479	797.1%
Income tax benefit (expense)	17	0.001%	(660)	(0.018%)	$677	102.6%
Net income (loss)	2,185	0.067%	(971)	(0.026%)	$3,156	325.0%
Net income (loss) attributable to noncontrolling interests	583	0.018%	(32)	(0.001%)	$615	1,921.9%
Net income (loss) attributable to the Company	$1,602	0.049%	$(939)	(0.026%)	$2,541	270.6%

Basic and diluted net income (loss) per share attributable to Gold.com, Inc.:

Basic	$0.05		$(0.04)		$0.09	225.0%
Diluted	$0.05		$(0.04)		$0.09	225.0%

Performance Metrics:(1)
Gold ounces sold	463,000		439,000		24,000	5.5%
Silver ounces sold	13,978,000		10,391,000		3,587,000	34.5%
Inventory turnover ratio	1.3		2.9		(1.6)	(55.2%)
Number of secured loans at period end	372		424		(52)	(12.3%)

(1)
See "Segment Results of Operations" for a description of additional metrics not listed above.

Revenues

in thousands, except performance metrics
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$3,265,269	100.000%	$3,680,766	100.000%	$(415,497)	(11.3%)
Performance Metrics
Gold ounces sold	463,000		439,000		24,000	5.5%
Silver ounces sold	13,978,000		10,391,000		3,587,000	34.5%

Revenues for the three months ended September 30, 2026 decreased $415.5 million, or 11.3%, to $3.265 billion from $3.681 billion in 2025. Excluding a decrease of $1.368 billion of forward sales, our revenues increased $952.9 million, or 50.9%, which was due to higher average selling prices of gold and silver as well as an increase in gold and silver ounces sold. Revenues also increased due to the acquisitions of Monex in January 2026 and SMI in April 2026, whose results were not included in the same year-ago period.

Gold ounces sold for the three months ended September 30, 2026 increased 24,000 ounces, or 5.5%, to 463,000 ounces from 439,000 ounces in 2025. Silver ounces sold for the three months ended September 30, 2026 increased 3,587,000 ounces, or 34.5%, to 13,978,000 ounces from 10,391,000 ounces in 2025. On average, selling prices for gold increased by 23.5% and selling prices for silver increased by 52.7% during the three months ended September 30, 2026 as compared to the prior year.

Gross Profit

in thousands, except performance metric
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$89,617	2.745%	$72,897	1.980%	$16,720	22.9%
Performance Metric
Inventory turnover ratio	1.3		2.9		(1.6)	(55.2%)

Gross profit for the three months ended September 30, 2026 increased $16.7 million, or 22.9%, to $89.6 million from $72.9 million in 2025. The overall gross profit increase was primarily due to an increase in gross profits earned by both the Wholesale Sales & Ancillary Services segment and the Direct-to-Consumer segment, including the acquisitions of Monex and SMI, whose results were not included in the same year-ago period.

The Company’s overall gross margin percentage for the three months ended September 30, 2026 increased by 76.5 basis points to 2.745% from 1.980% in 2025. Excluding forward sales that had a negligible impact on the amount of gross profit, our gross margin percentage for the three months ended September 30, 2026 decreased by 72.3 basis points to 3.173% from 3.896%, which was primarily due to lower premium spreads and lower trading profits.

Our inventory turnover ratio for the three months ended September 30, 2026 decreased by 55.2% to 1.3 from 2.9 in 2025. The decrease in our inventory turnover ratio was primarily due to higher inventory balances and lower cost of sales compared to the prior year period.

Selling, General and Administrative Expense

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(71,178)	(2.180%)	$(59,822)	(1.625%)	$11,356	19.0%

Selling, general, and administrative expenses for the three months ended September 30, 2026 increased $11.4 million, or 19.0%, to $71.2 million from $59.8 million in 2025. The change was primarily due to: (i) an increase in compensation expense of $6.7 million, (ii) higher advertising costs of $2.4 million, (iii) an increase in insurance costs of $0.7 million, and (iv) an increase in facilities expense of $0.6 million. Selling, general and administrative expenses for the three months ended September 30, 2026 included $5.2 million of expenses incurred by Monex and SMI, whose results were not included, or were not fully included in the same year-ago period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $6.2 million from the prior year period.

Depreciation and Amortization Expense

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(9,074)	(0.278%)	$(7,583)	(0.206%)	$1,491	19.7%

Depreciation and amortization expense for the three months ended September 30, 2026 increased $1.5 million, or 19.7%, to $9.1 million from $7.6 million in 2025 primarily due to (i) an increase in depreciation expense of $0.8 million due to an increase in capital expenditures and (ii) an increase in amortization expense of $0.7 million.

Interest Income

in thousands, except performance metric
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,313	0.193%	$5,571	0.151%	$742	13.3%
Performance Metric
Number of secured loans at period-end	372		424		(52)	(12.3%)

Interest income for the three months ended September 30, 2026 increased $0.7 million, or 13.3%, to $6.3 million from $5.6 million in 2025. The increase in interest income was primarily due to an increase in interest income earned by our DTC segment of $0.7 million.

Interest Expense

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(12,475)	(0.382%)	$(12,600)	(0.342%)	$(125)	(1.0%)

Interest expense for the three months ended September 30, 2026 decreased $0.1 million, or 1.0%, to $12.5 million from $12.6 million in 2025. The decrease in interest expense was primarily due to: (i) a decrease of $5.8 million associated with our Trading Credit Facility due to reduced borrowings and (ii) lower interest and fees of $0.5 million related to product financing arrangements, partially offset by (iii) an increase of $6.2 million related to precious metals leases driven by higher overall borrowings.

Earnings (Losses) from Equity Method Investments

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$482	0.015%	$(908)	(0.025%)	$1,390	153.1%

Earnings (losses) from equity method investments for the three months ended September 30, 2026 increased $1.4 million, or 153.1%, to earnings of $0.5 million from a loss of $0.9 million in 2025 due to increased earnings of our equity method investees.

Other Income and Expense, Net

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other (expense) income, net	$(688)	(0.021%)	$2,233	0.061%	$(2,921)	(130.8%)

Other income and expense, net for the three months ended September 30, 2026 decreased $2.9 million, or 130.8%, to expense of $0.7 million from income of $2.2 million in 2025. The change in other income and expense, net was primarily due to increased expense related to changes in our contingent consideration fair value adjustments of $4.3 million partially offset by a $0.7 million unrealized gain on our holdings of XAU₮ stablecoin.

Income Tax Benefit (Expense)

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Income tax benefit (expense)	$17	0.001%	$(660)	(0.018%)	$677	102.6%

We recorded an income tax benefit of $17,000 and an income tax expense of $0.7 million for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate was approximately -0.8% and -212.2% for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate varied from the tax computed at the U.S. federal statutory income tax rate for the three months ended September 30, 2026 primarily due to the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and foreign tax effects. Our effective tax rate varied from the federal statutory rate for the three months ended September 30, 2025 primarily due to state taxes (net of federal benefit), non-taxable and non-deductible items, and foreign tax effects.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in four reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, (iii) Minting & Refining, and (iv) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC (“AMGL”), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), and AM Precious Metals Singapore PTE, Ltd. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Three Months Ended September 30, 2026 and 2025

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,306,175	(a)	100.000%	$2,816,871	(a)	100.000%	$(510,696)	(18.1%)
Gross profit	26,520		1.150%	21,242		0.754%	$5,278	24.8%
Selling, general, and administrative expenses	(23,437)		(1.016%)	(22,059)		(0.783%)	$1,378	6.2%
Depreciation and amortization expense	(1,376)		(0.060%)	(1,626)		(0.058%)	$(250)	(15.4%)
Interest income	2,557		0.111%	3,006		0.107%	$(449)	(14.9%)
Interest expense	(7,276)		(0.316%)	(10,808)		(0.384%)	$(3,532)	(32.7%)
Earnings (losses) from equity method investments	445		0.019%	(944)		(0.034%)	$1,389	147.1%
Other expense, net	(688)		(0.030%)	(67)		(0.002%)	$621	926.9%
Gains (losses) on foreign exchange	(55)		(0.002%)	341		0.012%	$(396)	(116.1%)
Net loss before provision for income taxes	$(3,310)		(0.144%)	$(10,915)		(0.387%)	$(7,605)	(69.7%)

Performance Metrics:
Gold ounces sold	321,000			255,000			66,000	25.9%
Silver ounces sold	9,951,000			6,779,000			3,172,000	46.8%
Wholesale Sales ticket volume	24,759			32,702			(7,943)	(24.3%)

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Revenues — Wholesale Sales & Ancillary Services

in thousands, except performance metrics
Three Months Ended September 30,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,306,175	(a)	100.000%	$2,816,871	(a)	100.000%	$(510,696)	(18.1%)
Performance Metrics
Gold ounces sold	321,000			255,000			66,000	25.9%
Silver ounces sold	9,951,000			6,779,000			3,172,000	46.8%
Wholesale Sales ticket volume	24,759			32,702			(7,943)	(24.3%)

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Revenues for the three months ended September 30, 2026 decreased $510.7 million, or 18.1%, to $2.306 billion from $2.817 billion in 2025. Excluding a decrease in forward sales of $1.368 billion, our revenues increased $857.7 million, which was due to higher average selling prices of gold and silver and an increase in gold and silver ounces sold.

Gold ounces sold for the three months ended September 30, 2026 increased 66,000 ounces, or 25.9%, to 321,000 ounces from 255,000 ounces in 2025. Silver ounces sold for the three months ended September 30, 2026 increased 3,172,000 ounces, or 46.8%, to 9,951,000 ounces from 6,779,000 ounces in 2025. On average, selling prices for gold increased by 23.1% and selling prices for silver increased by 54.4% during the three months ended September 30, 2026 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended September 30, 2026 decreased by 7,943 tickets, or 24.3% to 24,759 tickets from 32,702 tickets in 2025.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$26,520	1.150%	$21,242	0.754%	$5,278	24.8%

Gross profit for the three months ended September 30, 2026 increased $5.3 million, or 24.8%, to $26.5 million from $21.2 million in 2025. The gross profit increase was primarily due to higher premium spreads, partially offset by lower trading profits.

This segment’s profit margin percentage increased by 39.6 basis points to 1.150% from 0.754% in 2025. The increase in gross margin percentage was mainly attributable to the impact of decreased forward sales, partially offset by lower trading profits.

Excluding forward sales that had a negligible impact on the amount of gross profit, this segment's gross margin percentage for the three months ended September 30, 2026 decreased by 68.7 basis points to 1.422% from 2.109% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(23,437)	(1.016%)	$(22,059)	(0.783%)	$1,378	6.2%

Selling, general, and administrative expenses for the three months ended September 30, 2026 increased $1.4 million, or 6.2%, to $23.4 million from $22.1 million in 2025. The change was primarily due to: (i) an increase in compensation expense of $0.7 million and (ii) higher advertising costs of $0.5 million.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(1,376)	(0.060%)	$(1,626)	(0.058%)	$(250)	(15.4%)

Depreciation and amortization expense for the three months ended September 30, 2026 decreased $0.3 million, or 15.4%, to $1.4 million from $1.6 million in 2025. The change in depreciation and amortization expense was not significant.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$2,557	0.111%	$3,006	0.107%	$(449)	(14.9%)

Interest income for the three months ended September 30, 2026 decreased $0.4 million, or 14.9%, to $2.6 million from $3.0 million in 2025. The overall decrease was primarily due to: (i) a $0.7 million decrease in interest income earned from margin orders partially offset by (ii) a $0.2 million increase in interest earned from repurchase arrangements with customers.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(7,276)	(0.316%)	$(10,808)	(0.384%)	$(3,532)	(32.7%)

Interest expense for the three months ended September 30, 2026 decreased $3.5 million, or 32.7%, to $7.3 million from $10.8 million in 2025. The overall decrease was primarily due to: (i) a decrease of $5.4 million in connection with our Trading Credit Facility due to reduced borrowings and (ii) lower interest and fees of $3.4 million related to product financing arrangements due to lower borrowings, partially offset by (iii) an increase of $5.4 million from precious metals leases driven by higher overall borrowings.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$445	0.019%	$(944)	(0.034%)	$1,389	147.1%

Earnings (losses) from equity method investments for the three months ended September 30, 2026 increased $1.4 million, or 147.1%, to earnings of $0.4 million from a loss of $0.9 million in 2025 due to increased earnings of our equity method investees.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through its subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Precious Metals Purchasing Partners, LLC ("PMPP"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., Monex Deposit Company ("Monex"), and through its investment in Silver Gold Bull, Inc. ("SGB").

Overview of Results of Operations for the Three Months Ended September 30, 2026 and 2025

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$950,097	(a)	100.000%	$863,895	(a)	100.000%	$86,202	10.0%
Gross profit	62,524		6.581%	51,655		5.979%	$10,869	21.0%
Selling, general, and administrative expenses	(45,231)		(4.761%)	(37,465)		(4.337%)	$7,766	20.7%
Depreciation and amortization expense	(6,871)		(0.723%)	(5,957)		(0.690%)	$914	15.3%
Interest income	733		0.077%	21		0.002%	$712	3,390.5%
Interest expense	(3,473)		(0.366%)	(422)		(0.049%)	$3,051	723.0%
Other income, net	—		—%	2,300		0.266%	$(2,300)	(100.0%)
Losses on foreign exchange	(774)		(0.081%)	(440)		(0.051%)	$334	75.9%
Net income before provision for income taxes	$6,908		0.727%	$9,692		1.122%	$(2,784)	(28.7%)

Performance Metrics:
Gold ounces sold	142,000			184,000			(42,000)	(22.8%)
Silver ounces sold	4,027,000			3,612,000			415,000	11.5%
Number of new customers	96,100			69,400			26,700	38.5%
Number of active customers	148,600			147,300			1,300	0.9%
Number of total customers	4,818,400			4,265,400			553,000	13.0%
DTC ticket volume from new customers	58,792			51,950			6,842	13.2%
DTC ticket volume from pre-existing customers	214,780			173,413			41,367	23.9%
DTC total ticket volume	273,572			225,363			48,209	21.4%
DTC average order value	$3,482			$3,863			$(381)	(9.9%)
JMB average order value	$2,943			$2,544			$399	15.7%

(a)
Includes inter-segment sales; see Note 19 for further information.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$950,097	100.000%	$863,895	100.000%	$86,202	10.0%
Performance Metrics:
Gold ounces sold	142,000		184,000		(42,000)	(22.8%)
Silver ounces sold	4,027,000		3,612,000		415,000	11.5%
Number of new customers	96,100		69,400		26,700	38.5%
Number of active customers	148,600		147,300		1,300	0.9%
Number of total customers	4,818,400		4,265,400		553,000	13.0%
DTC ticket volume from new customers	58,792		51,950		6,842	13.2%
DTC ticket volume from pre-existing customers	214,780		173,413		41,367	23.9%
DTC total ticket volume	273,572		225,363		48,209	21.4%
DTC average order value	$3,482		$3,863		$(381)	(9.9%)
JMB average order value	$2,943		$2,544		$399	15.7%

Revenues for the three months ended September 30, 2026 increased $86.2 million, or 10.0%, to $950.1 million from $863.9 million in 2025. The increase in revenue was due to an increase in silver ounces sold and higher average selling prices of gold and silver, partially offset by a decrease in gold ounces sold. Revenues also increased due to the acquisition of Monex in January 2026, whose results were not included in the same year-ago period.

Gold ounces sold for the three months ended September 30, 2026 decreased 42,000 ounces, or 22.8%, to 142,000 ounces from 184,000 ounces in 2025. Silver ounces sold for the three months ended September 30, 2026 increased 415,000 ounces, or 11.5%, to 4,027,000 ounces from 3,612,000 ounces in 2025.

On average, selling prices for gold increased by 26.6% and selling prices for silver increased by 53.1% during the three months ended September 30, 2026 as compared to the prior year.

The number of new customers for the three months ended September 30, 2026 increased 26,700, or 38.5%, to 96,100 from 69,400 in 2025. The number of active customers for the three months ended September 30, 2026 increased 1,300, or 0.9%, to 148,600 from 147,300 in 2025. The number of total customers as of September 30, 2026 increased 553,000, or 13.0%, to 4,818,400 from 4,265,400 as of September 30, 2025. These changes in customer-based metrics were primarily due to the acquisition of Monex in January 2026, as well as JMB's activity.

As of September 30, 2026, the number of total CyberMetals customers was 43,300, and CyberMetals customer assets under management were $17.0 million.

For the three months ended September 30, 2026, the Direct-to-Consumer ticket volume related to new customers increased by 6,842 tickets, or 13.2%, to 58,792 tickets from 51,950 tickets in 2025. For the three months ended September 30, 2026, Direct-to-Consumer ticket volume related to pre-existing customers increased by 41,367 tickets, or 23.9%, to 214,780 tickets from 173,413 tickets in 2025. For the three months ended September 30, 2026, the Direct-to-Consumer total ticket volume increased by 48,209 tickets, or 21.4%, to 273,572 tickets from 225,363 tickets in 2025. These changes in ticket volumes were primarily due to increases from SGI and SGB, partially offset by decreases in JMB and AMS.

For the three months ended September 30, 2026, the Direct-to-Consumer average order value decreased by $381, or 9.9%, to $3,482 from $3,863 in 2025.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$62,524	6.581%	$51,655	5.979%	$10,869	21.0%

Gross profit for the three months ended September 30, 2026 increased by $10.9 million, or 21.0%, to $62.5 million from $51.7 million in 2025. The increase in gross profit was primarily driven by AMS, JMB, SGB, and Monex. The results from Monex were not included in the same year-ago period.

For the three months ended September 30, 2026, the Direct-to-Consumer segment's profit margin percentage increased by 60.2 basis points to 6.581% from 5.979% in 2025. The increase in the gross profit margin percentage was primarily due to higher gross profit margins from SGB and Monex.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(45,231)	(4.761%)	$(37,465)	(4.337%)	$7,766	20.7%

Selling, general, and administrative expenses for the three months ended September 30, 2026 increased $7.8 million, or 20.7%, to $45.2 million from $37.5 million in 2025. The change was primarily due to: (i) an increase in compensation expense of $4.8 million, (ii) an increase in advertising costs of $1.8 million, and (iii) an increase in insurance costs of $0.5 million. Selling, general and administrative expenses for the three months ended September 30, 2026 included $3.3 million of expenses incurred by Monex whose results were not included in the same year-ago period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $4.5 million from the prior year period.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(6,871)	(0.723%)	$(5,957)	(0.690%)	$914	15.3%

Depreciation and amortization expense for the three months ended September 30, 2026, increased $0.9 million, or 15.3%, to $6.9 million from $6.0 million in 2025 primarily due to an increase in amortization expense of $0.6 million.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(3,473)	(0.366%)	$(422)	(0.049%)	$3,051	723.0%

Interest expense for the three months ended September 30, 2026 increased $3.1 million to $3.5 million from $0.4 million in 2025. The increase was primarily related to higher interest and fees related to product financing arrangements.

Other Income, Net— Direct-to-Consumer

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$—	—%	$2,300	0.266%	$(2,300)	(100.0%)

Other income, net for the three months ended September 30, 2026 decreased $2.3 million to $0.0 million from $2.3 million in 2025. The decrease was primarily due to contingent consideration fair value adjustments related to our acquisitions of Monex and AMS.

Results of Operations — Minting & Refining Segment

The Company operates its Minting & Refining segment through its consolidated subsidiaries AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint") and Sunshine Minting, Inc. ("SMI"). In fiscal year 2027, the Company began separately presenting its Minting & Refining segment; in fiscal year 2026 and prior, the Company's Minting & Refining operations were included within its Wholesale Sales & Ancillary Services segment and not presented separately below.

Overview of Results of Operations for the Three Months Ended September 30, 2026

— Minting & Refining Segment

The operating results of our Minting & Refining segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2026
	$	% of revenue
Revenues	$8,997	100.000%
Gross profit	573	6.369%
Selling, general, and administrative expenses	(2,292)	(25.475%)
Depreciation and amortization expense	(827)	(9.192%)
Interest income	38	0.422%
Interest expense	(100)	(1.111%)
Net loss before provision for income taxes	$(2,608)	(28.987%)

Performance Metrics:
Gold ounces minted	25,988
Silver ounces minted	9,063,329
Gold ounces refined	2,441
Silver ounces refined	117,500
Refining capacity utilization	65%

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC") and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Three Months Ended September 30, 2026 and 2025

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,985	100.000%	$2,544	100.000%	$441	17.3%
Interest expense	(1,626)	(54.472%)	(1,370)	(53.852%)	$256	18.7%
Selling, general, and administrative expenses	(218)	(7.303%)	(298)	(11.714%)	$(80)	(26.8%)
Earnings from equity method investments	37	1.240%	36	1.415%	$1	2.8%
Net income before provision for income taxes	$1,178	39.464%	$912	35.849%	$266	29.2%

Performance Metric:
Number of secured loans at period end	372		424		(52)	(12.3%)

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended September 30,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,985	100.000%	$2,544	100.000%	$441	17.3%
Performance Metric
Number of secured loans at period-end	372		424		(52)	(12.3%)

Interest income for the three months ended September 30, 2026 increased $0.4 million, or 17.3%, to $3.0 million from $2.5 million in 2025. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 52, or 12.3% to 372 from 424 as of September 30, 2025.

Interest Expense — Secured Lending

in thousands
Three Months Ended September 30,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,626)	(54.472%)	$(1,370)	(53.852%)	$256	18.7%

Interest expense for the three months ended September 30, 2026 increased $0.3 million, or 18.7%, to $1.6 million from $1.4 million in 2025. The change in interest expense was not significant.

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

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended September 30,	2026	2025	Change
	$	$	$	%
Net income (loss) before provision for income taxes	$2,168	$(311)	$2,479	797.1%
Adjustments:
Contingent consideration fair value adjustment	1,803	(2,461)	$4,264	173.3%
Acquisition costs	197	61	$136	223.0%
Amortization of acquired intangibles	5,874	5,202	$672	12.9%
Depreciation expense	3,200	2,381	$819	34.4%
Adjusted net income before provision for income taxes (non-GAAP)	$13,242	$4,872	$8,370	171.8%

Adjustments

Remeasurement gains or losses. When we acquired a controlling interest in SGB in June 2024, the remaining outstanding equity interests of Pinehurst in February 2025, AMS in April 2025, and SMI in April 2026, we had previously owned a noncontrolling equity interest. We are required to estimate the fair value of our pre-existing equity investment as well as any options to acquire additional equity interests and record the change in the value as a remeasurement gain or loss in our condensed consolidated statements of income. We exclude these remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance. There were no remeasurement gains or losses in the periods presented above.

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

Amortization of acquired intangibles and depreciation expense. Amortization expense of acquired intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to these expenses being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. Amortization of acquired intangible assets and depreciation expense will recur in future periods. For additional information about the amortization of our acquired intangibles and our depreciation expense, see Note 8 and Note 9 to the Company’s condensed consolidated financial statements.

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

Reconciliation

We calculate EBITDA by eliminating from net income or loss the following items: (i) interest income, (ii) interest expense, (iii) amortization expenses related to intangible assets acquired, (iv) depreciation expense, and (v) income tax expense or benefit.

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net income and net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended September 30,	2026	2025	Change
Reconciliation of Net Income (Loss) to EBITDA:	$	$	$	%
Net income (loss)	$2,185	$(971)	$3,156	325.0%
Adjustments:
Interest income	(6,313)	(5,571)	$742	13.3%
Interest expense	12,475	12,600	$(125)	(1.0%)
Amortization of acquired intangibles	5,874	5,202	$672	12.9%
Depreciation expense	3,200	2,381	$819	34.4%
Income tax (benefit) expense	(17)	660	$(677)	(102.6%)
	15,219	15,272	$(53)	(0.3%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$17,404	$14,301	$3,103	21.7%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash (used in) provided by operating activities	$(638,584)	$195,417	$(834,001)	(426.8%)
Changes in operating working capital	651,667	(187,683)	$839,350	447.2%
Interest expense	12,475	12,600	$(125)	(1.0%)
Interest income	(6,313)	(5,571)	$742	13.3%
Income tax (benefit) expense	(17)	660	$(677)	(102.6%)
Earnings (losses) from equity method investments	482	(908)	$1,390	153.1%
Share-based compensation	(552)	(375)	$177	47.2%
Amortization of loan cost	(376)	(1,635)	$(1,259)	(77.0%)
Other	(1,378)	1,796	$(3,174)	(176.7%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$17,404	$14,301	$3,103	21.7%

Cash Flow Data:
Net cash (used in) provided by operating activities	$(638,584)	$195,417	$(834,001)	(426.8%)
Net cash used in investing activities	$(3,817)	$(11,409)	$(7,592)	(66.5%)
Net cash provided by (used in) financing activities	$191,244	$(172,528)	$363,772	210.8%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability of cash for the Company to meet all of our cash needs. Our sources of liquidity principally include cash from operations, precious metals leases, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements. In recent periods, a primary source of our liquidity has been precious metal leases, a majority of which have been provided by Tether, a related party. In the event these leasing arrangements are reduced or terminated, we will be required to utilize alternative financing options, which may impact our interest expense.

A substantial portion of our assets are liquid. As of September 30, 2026, approximately 85% of our assets consisted of cash, receivables, derivative assets, secured loan receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements, liabilities on borrowed metals, and precious metals leases. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

In addition to selling inventory, the Company generates cash from earning interest income. The Company enters into secured loans and financing structures with its customers under which it charges interest. The loans are secured by precious metals and graded sports cards owned by the borrowers and held by the Company as security for the term of the loan. The Company also offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. Furthermore, our customers may enter into agreements whereby the customer agrees to repurchase our precious metals at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from the contract date until the material is delivered and paid for in full.

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

Lines of Credit

in thousands
	September 30, 2026	June 30, 2026	Change
Lines of credit	$—	$—	$—

Effective December 2021, the Company entered into a borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of September 30, 2026, the Trading Credit Facility provided the Company with access up to $250.0 million and has a maturity date of September 29, 2027. (See Note 15.)

When needed, the Company uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes.

Notes Payable

in thousands
	September 30, 2026	June 30, 2026	Change
Notes payable — short-term	$—	$4,000	$(4,000)
Notes payable — long-term	195	206	(11)
	$195	$4,206	$(4,011)

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. Effective July 2026, CCP became a consolidated subsidiary of the Company, and the CCP Note has been eliminated upon consolidation.

Liabilities on Borrowed Metals and Precious Metals Leases

in thousands
	September 30, 2026	June 30, 2026	Change
Liabilities on borrowed metals	$793,783	$776,061	$17,722
Precious metals leases	$1,117,361	$1,687,603	$(570,242)

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

Product Financing Arrangements

in thousands
	September 30, 2026	June 30, 2026	Change
Product financing arrangements	$314,900	$89,249	$225,651

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

Secured Loans Receivable

in thousands
	September 30, 2026	June 30, 2026	Change
Secured loans receivable	$107,415	$115,128	$(7,713)

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the three months ended September 30, 2026.

•
On August 31, 2026, the Company's board of directors declared a regular cash dividend and a non-recurring special dividend of $0.20 per share and $1.00 per share, respectively, of common stock to stockholders of record at the close of business on September 16, 2026. The dividends were paid on September 28, 2026 and totaled $35.1 million.

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

The following summarizes components of our consolidated statements of cash flows (in thousands):

Three months Ended	September 30, 2026	September 30, 2025	Change
Net cash (used in) provided by operating activities	$(638,584)	$195,417	$(834,001)
Net cash used in investing activities	$(3,817)	$(11,409)	$(7,592)
Net cash provided by (used in) financing activities	$191,244	$(172,528)	$363,772

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities used $638.6 million and provided $195.4 million in cash for the three months ended September 30, 2026 and 2025, respectively, representing a $834.0 million change compared to the three months ended September 30, 2025. The period over period change was primarily due to net changes in working capital, which includes deferred revenue and other advances, inventories, derivative assets and liabilities, liabilities on borrowed metals, and accounts payable and other payables, as well as an increase in net income adjusted for non-cash items.

Net Cash Flows From Investing Activities

Investing activities used $3.8 million and used $11.4 million in cash for the three months ended September 30, 2026 and 2025, respectively, representing a $7.6 million change compared to the three months ended September 30, 2025. This period over period change was primarily due to (i) higher inflows of $17.3 million associated with the secured loan receivables in the current period, partially offset by (ii) an increase of $4.1 million in purchases of intangible assets, (iii) a $2.5 million increase in capital expenditures for property, plant, and equipment, and (iv) an increase of $1.6 million for purchases of long-term investments.

Net Cash Flows From Financing Activities

Financing activities provided $191.2 million and used $172.5 million in cash for the three months ended September 30, 2026 and 2025, respectively, representing a $363.8 million change compared to the three months ended September 30, 2025. This period over period change was primarily due to: (i) an increase in cash provided of $333.4 million related to our product financing arrangements, (ii) a decrease in cash used from our net borrowings and repayments of $55.0 million under our Trading Credit Facility, (iii) a $1.8 million reduction in cash paid for debt issuance costs, and (iv) a $1.2 million increase in cash provided from the net proceeds of share-based awards. These were partially offset by (v) an increase in dividends paid of $30.1 million due to the declaration and payment of a special dividend during the current period.

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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under ASC 815. Unrealized gains or losses resulting from our forward and futures contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, respectively, and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net gains and losses on derivative instruments totaled losses of $64.4 million and gains of $113.2 million, for the three months ended September 30, 2026 and 2025, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income.

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

	September 30, 2026	June 30, 2026
Inventories	$2,436,180	$2,360,336

Less inventories not hedged:
Collectible coin inventory, held at lower of cost or net realizable value	(104,512)	(91,339)
Minting & Refining inventory, held at lower of cost or net realizable value	(14,270)	—
Premium on metals position	(12,835)	(11,245)
Precious metal value not hedged	(131,617)	(102,584)

Commitments at market:
Open inventory purchase commitments	1,343,744	1,463,181
Open inventory sales commitments	(1,792,397)	(2,659,026)
Margin sales commitments	(31,068)	(30,480)
In-transit inventory no longer subject to market risk	(12,830)	(23,934)
Unhedgeable premiums on open commitment positions	1,733	1,885
Borrowed precious metals	(793,783)	(776,061)
Product financing arrangements	(314,900)	(89,249)
Advances on industrial metals	727	1,248
	(1,598,774)	(2,112,436)

Precious metals inventory subject to price risk	705,789	145,316

Precious metals subject to derivative financial instruments:
Precious metals forward contracts at market values	73,034	(407,606)
Precious metals futures contracts at market values	627,242	548,051
Total market value of derivative financial instruments	700,276	140,445

Net precious metals inventory subject to commodity price risk	$5,513	$4,871

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of September 30, 2026, we believe our risk of counterparty default is limited based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	September 30, 2026	June 30, 2026
Purchase commitments	$1,343,744	$1,463,181
Sales commitments	$(1,792,397)	$(2,659,026)
Margin sales commitments	$(31,068)	$(30,480)
Open forward contracts	$73,034	$(407,606)
Open futures contracts	$627,242	$548,051
Foreign exchange forward contracts	$86	$212

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

The Company enters into derivative forward and futures transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. See Note 12 to the Company’s condensed consolidated financial statements.

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

See Note 12 to the Company's condensed consolidated financial statements, “Derivative Instruments and Hedging Transactions”.

The Company is also exposed to the changes in the spot price of gold through its investment in the XAU₮ stablecoin. A 10% increase or decrease in the spot price of gold would not have a material impact on the condensed consolidated financial statements.

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

ITEM 1A. RISK FACTORS

The Company's business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our fiscal 2026 Form 10-K under the heading "Risk Factors." Current global economic and geopolitical events and conditions may amplify many of these risks. When any one or more of these risks materialize from time to time, the Company's business, reputation, results of operations, financial condition, and stock price can be materially and adversely affected. There have been no material changes to the Company's risk factors since the fiscal 2026 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program, which since has been amended to authorize the Company to purchase up to 3.3 million shares of its common stock. As of September 30, 2026, 1,321,003 shares had been repurchased and 2,000,000 shares remain authorized for repurchase under the program.

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

We did not repurchase any shares during the quarter ended September 30, 2026.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Employment Agreement, dated September 17, 2026, between the Company and Jill Van.

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD.COM, INC.

Date:	November 5, 2026	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Jill Van
Jill Van
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)